Form 10-Q
period 2008-03-31
WENTWORTH VII INC.
filed 2008-05-12
CIK 1408708

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52820

Wentworth VII, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4611497
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

190 Lakeview Way, Vero Beach, Florida 32963
(Address of principal executive offices)

(772) 231-7544
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,200,000 shares of common stock, par value $.0001 per share (the “Common Stock”), outstanding as of May 12, 2008.

WENTWORTH VII, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	2

	Statements of Operations for the Three Months Ended March 31, 2008 (unaudited) and for the Cumulative Period from July 2, 2007 (Inception) to March 31, 2008 (unaudited)	3

	Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from July 2, 2007 (Inception) to March 31, 2008 (unaudited)	4

	Statements of Cash Flows for the Three Months Ended March 31, 2008 (unaudited) and for the Cumulative Period from July 2, 2007 (Inception) to March 31, 2008 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-Q (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Wentworth VII, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Wentworth VII, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets

Currents assets
Cash and cash equivalents	$29,613	$3,448
Prepaid expenses and other assets	3,750	-

Total current assets	33,363	3,448

Total assets	$33,363	$3,448

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$678	$-
Accrued expenses	7,650	9,435
Note payable and accrued interest due to related party	-	36,448

Total current liabilities	8,328	45,883

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 6,200,000 and 4,500,000 shares issued and outstanding, respectively	620	450
Additional paid in capital	79,105	-
(Deficit) accumulated during the development stage	(54,690)	(42,885)

Total stockholders' equity (deficit)	25,035	(42,435)

Total liabilities and stockholders' equity (deficit)	$33,363	$3,448

The accompanying notes are an integral part of these financial statements.

Wentworth VII, Inc.
(A Development Stage Company)
Statements of Operations

		Cumulative Period
		From July 2, 2007
	Three Months Ended	(Inception) to
	March 31, 2008	March 31, 2008
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating expenses
General and administrative	11,560	52,997

Total operating expenses	11,560	52,997

Loss from operations	(11,560)	(52,997)

Other income (expense)
Interest expense	(245)	(1,693)

Net loss	$(11,805)	$(54,690)

Net loss per share - basic and diluted	$(.002)

Weighted average number of shares of outstanding - basic and diluted	5,359,341

The accompanying notes are an integral part of these financial statements.

Wentworth VII, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ (Deficit)
For the Cumulative Period From July 2, 2007 (Inception) to March 31, 2008
(Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances at July 2, 2007 (Inception)	-	$-	$-	$-	$-

Issuance of common stock on July 2, 2007 at par value ($0.0001 per share)	4,500,000	450	-	-	450

Net loss	-	-	-	(42,885)	(42,885)

Balances at December 31, 2007	4,500,000	$450	$-	$(42,885)	$(42,435)

Issuance of common stock on February 15, 2008 at $0.05 per share, net of issuance costs of $5,725	1,700,000	170	79,105	-	79,275

Net loss	-	-	-	(11,805)	(11,805)

Balances at March 31, 2008	6,200,000	$620	$79,105	$(54,690)	$25,035

The accompanying notes are an integral part of these financial statements.

Wentworth VII, Inc.
(A Development Stage Company)
Statements of Cash Flows

		Cumulative Period
		From July 2, 2007
	Three Months Ended	(Inception) to
	March 31, 2008	March 31, 2008
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net loss	$(11,805)	$(54,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(3,750)	(3,750)
Accounts payable	678	678
Accrued expenses	(1,785)	7,650
Accrued interest due to related party	(1,448)	-

Net cash used in operating activities	(18,110)	(50,112)

Cash Flows From Financing Activities
Proceeds from note payable to related party	-	35,000
Repayment of note payable to related party	(35,000)	(35,000)
Proceeds from sale of common stock, net of issuance costs	79,275	79,725

Net cash provided by financing activities	44,275	79,725

Net increase in cash	26,165	29,613

Cash and cash equivalents, beginning of period	3,448	-

Cash and cash equivalents, end of period	$29,613	$29,613

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,693	$1,693

The accompanying notes are an integral part of these financial statements.

Wentworth VII, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

1.	Basis of Presentation and Organization

The accompanying unaudited financial statements of Wentworth VII, Inc. (the “Company”) are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the cumulative period From July 2, 2007 (Inception) to December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the Company's financial statements for the cumulative period From July 2, 2007 (Inception) to December 31, 2007 included in the Company’s Annual Report on Form 10-KSB as filed on March 31, 2008.

Organization and Business
The Company was incorporated under the laws of the State of Delaware on July 2, 2007. The Company is a new enterprise in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”). The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Going Concern
Since its inception, the Company has generated no revenues and has incurred a net loss of $54,690. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Wentworth VII, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

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

Fair Value of Financial Instruments
The Company's financial instruments include cash equivalents, prepaid expenses, accounts payable, accrued expenses, and notes payable to related parties. The carrying amounts of financial instruments approximate fair value due to their short maturities.

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the Cumulative Period From July 2, 2007 (Inception) to March 31, 2008, the Company’s comprehensive loss was the same as its net loss.

Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised December 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Wentworth VII, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

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

In February of 2008, the Company repaid all outstanding notes payable due and accrued interest to related parties using a portion of the proceeds raised from the issuance common stock in a private offering to accredited and non-accredited investors in February 2008 (see Note 4).

For the three months ended March 31, 2008, the Company recognized $245 of interest expense in relation to this outstanding related party note payable.

4.	Stockholders’ Equity

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. At March 31, 2008, there were 6,200,000 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.

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

Wentworth VII, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

Each of the above issuances of common stock were issued under an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. As a result, such shares are restricted shares where each holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

The Company has also granted demand and piggyback registration rights to the holders of its issued and outstanding common stock. However, such registration rights are only exercisable if the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction.

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

Additionally, if within 12 months after closing of a Reverse Merger, registration statements covering all of the shares of Common Stock are not effective, the Stockholders (except those Stockholders who purchased 312,000 shares of the company’s common stock in the private offering on February 15, 2008) will each have an option to require the Company to repurchase all of the Stockholder’s shares of Common Stock for an amount equal to the Value.

Wentworth VII, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

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

For the three months ended March 31, 2008, the Company recorded $3,000 of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statement of operations.

6.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at March 31, 2008 are as follows:

March 31,
2008
(Unaudited)
Assets
Capitalized start-up expenses	$8,204
Gross deferred tax asset	8,204
Valuation allowance	(8,204)
Net deferred tax asset	$-

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

Wentworth VII, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to loss before income taxes for the cumulative period from July 2, 2007 (Inception) to March 31, 2008 as follows:

March 31,
2008
(Unaudited)

U.S. federal income tax benefit at statutory rate	$(8,204)
Change in valuation allowance	8,204
Benefit from income taxes	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

Wentworth VII, Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Delaware on July 2, 2007 and maintains its principal executive office at 190 Lakeview Way, Vero Beach, Florida 32963. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 20, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

During the next twelve months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	costs relating to consummating an acquisition.

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

Since we filed our Registration Statement on Form 10-SB, Kevin R. Keating, our sole officer and director, has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $33,363 comprised of cash and cash equivalents and prepaid expenses and other assets.  The Company’s current liabilities as of March 31, 2008 totaled $8,328, comprised of $678 of accounts payable and $7,650 of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

For the Three Months Ended March 31,
2008
Net cash used in operating activities	$(18,110)
Net cash used in investing activities	-
Net cash provided by financing activities	$44,275

Net effect on cash	$26,165

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 2, 2007 (inception) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2008, the Company had a net loss of $(11,805), comprised of (a) legal, accounting, audit and other professional service fees of $(7,947) incurred in relation to the Company’s private placement offering in February of 2008 and its filing of the Company’s Annual Report on Form 10-KSB in March of 2008; (b) management fees of $(3,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) interest expense of $(245) and (d) miscellaneous expenses of $(613).

For the cumulative period from July 2, 2007 (Inception) to March 31, 2008, the Company had a net loss of $(54,690), comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in November of 2007, the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB and Form 10-KSB, respectively, and the Company’s private placement offering in February of 2008.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 15, 2008, the Company sold 1,700,000 shares of Common Stock for aggregate proceeds equal to $85,000 in a private placement offering to both accredited investors and non-accredited investors. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 20, 2007, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2008	WENTWORTH VII, INC.

	By:	/s/ Kevin R. Keating
Kevin R. Keating
President