Form 10-Q
period 2009-03-31
WENTWORTH VII INC.
filed 2009-05-11
CIK 1408708

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X].
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,200,000 shares of common stock, par value $.0001 per share, outstanding as of May 8, 2009.

WENTWORTH VII, INC.

- INDEX -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our limited experience with our business plan; unexercised options to acquire land suitable for our business; unconstructed bio-energy production facilities; integration and deployment of acquired assets; pricing pressures on our product caused by competition, sensitivity to corn prices and bio-oils, the demand for bio-fuels, the capital cost of construction, the cost of energy, the cost of production, and the price and production of diesel and gasoline; our dependency on one proposed plant; the status of the federal bio-fuel incentives and our compliance with regulatory impositions; the continuing world interest in alternative energy sources; and our capital needs.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

Wentworth VII, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)

Assets

Currents assets
Cash and cash equivalents	$13,752	$17,021

Total current assets	13,752	17,021

Total assets	$13,752	$17,021

Liabilities and Stockholders' Equity / (Deficit)

Current liabilities
Account payable	$-	$-
Accrued expenses	13,500	10,169
Note payable and accrued interest due to related party	-	-

Total current liabilities	13,500	10,169

Stockholders' Equity / (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
6,200,000 and 6,200,000 shares issued and outstanding, respectively	620	620
Additional paid-in capital	79,105	79,105
(Deficit) accumulated during the development stage	(79,473)	(72,873)

Total stockholders' equity / (deficit)	252	6,852

Total liabilities and stockholders' equity / (deficit)	$13,752	$17,021

The accompanying notes are an integral part of these financial statements.

Wentworth VII, Inc.
(A Development Stage Company)
Statements of Operations

			Cumulative Period
	Three Months Ended March 31,		From July 2, 2007
	2009	2008	(Inception) to
	(unaudited)	(unaudited)	March 31, 2009

Revenue	$-	$-	$-

Operating expenses
General and administrative	6,600	11,560	77,780

Total operating expenses	6,600	11,560	77,780

Loss from operations	(6,600)	(11,560)	(77,780)

Other income (expense)
Interest expense	-	(245)	(1,693)

Net loss	$(6,600)	$(11,805)	$(79,473)

Net loss per share - basic and diluted	$(.001)	$(.002)	$(.014)

Weighted average number of shares of outstanding - basic and diluted	6,200,000	5,359,541	5,593,427

The accompanying notes are an integral part of these financial statements.

Wentworth VII, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From July 2, 2007 (Inception) to March 31, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances at July 2, 2007 (Inception)	-	$-	$-	$-	$-

Issuance of common stock on July 2, 2007 at par value ($0.0001 per share)	4,500,000	450	-	-	450

Net loss	-	-	-	(42,885)	(42,885)

Balances at December 31, 2007	4,500,000	450	-	(42,885)	(42,435)

Issuance of common stock on February 15, 2008 at $0.05 per share, net of issuance costs of $5,725	1,700,000	170	79,105	-	79,275

Net loss	-	-	-	(29,988)	(29,988)

Balances at December 31, 2008	6,200,000	620	79,105	(72,873)	6,852

Net loss	-	-	-	(6,600)	(6,600)

Balances at March 31, 2009 (unaudited)	6,200,000	$620	$79,105	$(79,473)	$252

The accompanying notes are an integral part of these financial statements.

Wentworth VII, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative Period
	Three Months Ended March 31,		From July 2, 2007
	2009	2008	(Inception) to
	(unaudited)	(unaudited)	March 31, 2009

Cash Flows From Operating Activities
Net loss	$(6,600)	$(11,805)	$(79,473)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	(3,750)	-
Accounts payable	-	678	-
Accrued expenses	3,331	(1,785)	13,500
Accrued interest due to related party	-	(1,448)	-

Net cash used in operating activities	(3,269)	(18,110)	(65,973)

Cash Flows From Financing Activities
Proceeds from note payable to related party	-	-	35,000
Repayment of note payable to related party	-	(35,000)	(35,000)
Proceeds from sale of common stock, net of issuance costs	-	79,275	79,725

Net cash provided by financing activities	-	44,275	79,725

Net increase in cash	(3,269)	26,165	13,752

Cash and cash equivalents, beginning of period	17,021	3,448	-

Cash and cash equivalents, end of period	$13,752	$29,613	$13,752

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$1,693	$1,693

The accompanying notes are an integral part of these financial statements.

Wentworth VII, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

1.	Organization and Basis of Presentation

General
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the cumulative period From July 2, 2007 (Inception) to December 31, 2008.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the Company's financial statements for the cumulative period From July 2, 2007 (Inception) to December 31, 2008 included in the Company’s Annual Report on Form 10-K as filed on March 4, 2009.

Organization and Business
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

Going Concern
Since its inception, the Company has generated no revenues and has incurred a net loss of $79,473. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Wentworth VII, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

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

Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.   Specifically, SFAS 157 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active for identical assets and liabilities and the lowest priority to unobservable value inputs. The adoption of this statement had no impact on the Company's financial statements. SFAS 157 defines the hierarchy as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly and actively traded instruments with quoted prices, such as equities on the New York Stock Exchange.

Level 2 - Pricing inputs are other than quoted prices in markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities in Level 3 are those with inputs requiring management judgment or estimation, such as complex subjective models and forecasts used to determine the fair value of financial transmission rights.

Wentworth VII, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

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

Registration Payment Arrangements
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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the Period From July 2, 2007 (Inception) to March 31, 2009, the Company’s comprehensive loss was the same as its net loss.

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

For the three months ended March 31, 2009 and 2008 and for the period from July 2, 2007 (Inception) through March 31, 2009, the Company recognized $0, $245, and $1,693, respectively, of interest expense in relation to this outstanding related party note payable.

Wentworth VII, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

4.	Stockholders’ Equity

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share.  At March 31, 2009 and December 31, 2008, there were 6,200,000 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.

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

Each of the above issuance of common stock were issued under an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended by Regulation D promulgated thereunder.  As a result, such shares are restricted shares where each holder thereof may not sell, transfer, or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

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
March 31, 2009

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

For the three months ended March 31, 2009 and 2008 and for and the cumulative period from July 2, 2007 (Inception) through March 31, 2009, the Company recorded $3,000, $3,000 and $21,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statement of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed financial statements and the related notes included in this report.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $13,752, comprised exclusively of cash and cash equivalents.  This compares with assets of $17,021, comprised exclusively of cash and cash equivalents, as of December 31, 2008.  The Company’s current liabilities as of March 31, 2009 totaled $13,500, comprised exclusively of accrued expenses.  This compares to the Company’s current liabilities as of December 31, 2008 of $10,169, comprised exclusively of accrued expenses.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2009 and 2008, for the period from July 2, 2007 (inception) to March 31, 2009:

	For the Three months Ended March 31, 2009	For the Three months Ended March 31, 2008	For the Cumulative Period from July 2, 2007 (Inception) to March 31, 2009
Net cash (used in) operating activities	$(3,269)	$(18,110)	$(65,973)
Net cash (used in) investing activities	$0	$0	$0
Net cash provided by financing activities	$0	$44,275	$79,725
Net increase (decrease) in cash	$(3,269)	$26,165	$13,752

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 2, 2007 (inception) to March 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2009, the Company had a net loss of $6,600, comprised of (a) audit fees of $3,000 incurred in relation to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2008, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC ("Vero"), (c) transfer agent fees of $75, and (d) Edgar filing fees of $525. For the three months ending March 31, 2008, the Company incurred $11,805 comprised of (a) legal, accounting, audit and other professional service fees of $7,947 incurred in relation to the Company’s private placement offering in February of 2008 and its filing of the Company’s Annual Report on Form 10-KSB in March of 2008; (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) interest expense of $245 and (d) miscellaneous expenses of $613.

For the cumulative period from July 2, 2007 (inception) to March 31, 2009, the Company had a net loss of $79,473, comprised primarily of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s quarterly and annual reports, and the Company’s private placement offering in February of 2008.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Significant Accounting Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Dated: May 11, 2009	WENTWORTH VII, INC.

	By: /s/	Kevin R. Keating
Kevin R. Keating
President, Secretary and Director